Form 10-K
period 2008-12-31
RALI Series 2008-QR1 Trust
filed 2009-03-31
CIK 1426609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

                                                                               __________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________________________

Commission file number of issuing entity: 333-140610-32

RALI Series 2008-QR1 Trust

(Exact name of issuing entity as specified in its charter)

Residential Accredit Loans, Inc.

(Exact name of depositor as specified in its charter)

Credit Suisse Securities (USA) LLC

(Exact name of sponsor as specified in its charter)

              _________________________________New York

(State or other jurisdiction of incorporation or organization of the issuing entity)

c/o Residential Funding Company, LLC, as Master Servicer

One Meridian Crossings, Suite 100

                                             Minneapolis, Minnesota 55423

(Address of principal executive offices of issuing entity)

                                             (952) 857-7000

(Telephone number, including area code)

                                             None

(I.R.S. Employer Identification No.)

                                             N/A

(Former name, former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

[Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1: Business.

Item 1A: Risk Factors.

Item 2: Properties.

Item 3: Legal Proceedings.

Item 4: Submission of Matters to a Vote of Security Holders.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

The principal assets of the RALI Series 2008-QR1 Trust (referred to herein as the "2008-QR1 Trust" or the "Issuing Entity") are—

(i)

the RALI Mortgage Asset-Backed Pass-Through Certificates, Series 2006-QS11, Class I-A-2, representing an undivided interest in the RALI Series 2006-QS11 Trust (referred to herein as the "2006-QS11 Trust"), whose assets include a pool of residential mortgage loans (referred to herein as the "QS11 Mortgage Loans"); and

(ii)

the RALI Mortgage Asset-Backed Pass-Through Certificates, Series 2006-QS12, Class II-A-15, representing an undivided interest in the RALI Series 2006-QS12 Trust (referred to herein as the "2006-QS12 Trust" and, collectively with the 2006-QS11 Trust, as the "Underlying Trusts"), whose assets include a pool of residential mortgage loans (referred to herein as the "QS12 Mortgage Loans" and, collectively with the QS11 Mortgage Loans, as the "Underlying Mortgage Loans").

Each of the 2006-QS11 Trust and the 2006-QS12 Trust, therefore, may be considered a significant obligor in relation to the 2008-QR1 Trust. Pursuant to Instruction 3.b. to Item 1112(b) of Regulation AB, the information required by Instruction J to Form 10-K in respect of each of the 2006-QS11 Trust and the 2006-QS12 Trust has been disclosed in this report on Form 10-K in lieu of the information otherwise contemplated by Item 1112(b).

The pool assets held by each of the 2006-QS11 Trust and the 2006-QS12 Trust do not include any significant obligors.

Item 1114(b)(2) of Regulation AB: Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).

None.

Item 1115(b) of Regulation AB: Certain Derivatives Instruments (Financial Information).

Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this Item.

Item 1117 of Regulation AB:Legal Proceedings.

There are no material pending legal or other proceedings involving the Underlying Mortgage Loans or Residential Funding Company, LLC ("Residential Funding"), as certificate administrator for the 2008-QR1 Trust and as sponsor and master servicer for each of the Underlying Trusts, Residential Accredit Loans, Inc., as depositor, the 2008-QR1 Trust, the Underlying Trusts, GMACM Mortgage, LLC ("GMACM"), as a subservicer of the Underlying Mortgage Loans, Credit Suisse Securities (USA) LLC, as sponsor, or other parties described in Item 1117 of Regulation AB that, individually or in the aggregate, would have a material adverse impact on the 2008-QR1 Trust or investors in the securities (the "Securities") to which this report relates.

Residential Funding and GMACM are currently parties to various legal proceedings arising from time to time in the ordinary course of their businesses, some of which purport to be class actions. Based on information currently available, it is the opinion of Residential Funding and GMACM that the eventual outcome of any currently pending legal proceeding, individually or in the aggregate, will not have a material adverse effect on their ability to perform their obligations in relation to the mortgage loans and the Securities. No assurance, however, can be given that the final outcome of these legal proceedings, if unfavorable, either individually or in the aggregate, would not have a material adverse impact on Residential Funding or GMACM. Any such unfavorable outcome could adversely affect the ability of Residential Funding or GMACM to perform its duties as a servicer or certificate administrator with respect to the mortgage loans and the Securities and potentially lead to the replacement of Residential Funding or GMACM with a successor in any such capacity. Among the legal proceedings to which Residential Funding or GMACM is a party are the following:

Mitchell: This putative class action lawsuit was filed against a lender (Mortgage Capital Resources Corporation), Residential Funding and other parties on July 29, 2003 in state court in Kansas City, Missouri. Plaintiffs asserted violations of the Missouri Second Mortgage Loan Act ("SMLA"), Mo.R.S. Section 408.233, based on the lenders' charging or contracting for payment of allegedly unlawful closing costs and fees. The relief sought includes a refund of all allegedly illegal fees, the refund of interest paid, and the discounted present value of interest to be paid in the future on active loans. The plaintiffs also sought prejudgment interest and punitive damages.

The plaintiffs contended that Residential Funding was strictly liable for the lender's alleged SMLA violations pursuant to the assignee provisions of the Home Ownership and Equity Protection Act of 1994, 15 U.S.C. Section 1641(d)(1) ("HOEPA"). Residential Funding terminated its relationship with the lender in early May 2000.

The Mitchell case involves approximately 258 Missouri second mortgage loans made by Mortgage Capital Resources Corporation and assigned to Residential Funding. The plaintiffs and the class sought approximately $6.7 million in actual and statutory damages plus prejudgment interest, attorney's fees and expenses. The plaintiff's counsel sought a contingent fee of approximately 40% plus litigation expenses. In addition, plaintiffs sought prejudgment interest and punitive damages.

The parties participated in a mediation in August 2007 without success. Mortgage Capital Resources Corporation is currently in the process of being liquidated in a Chapter 7 bankruptcy. The case went to trial in state court in Kansas City, Missouri beginning on December 3, 2007. On January 4, 2008, a verdict was returned that Residential Funding pay $4.33 million in actual damages and $92 million in punitive damages. On October 6, 2008, the trial court denied all post-trial motions filed by defendants, including motions for new trial, judgment not withstanding the verdicts and remittitur, denied the defendants' motion to set aside the judgment and to decertify the plaintiff class, and granted in part and denied in part the plaintiffs' motion to amend judgment and entered a judgment dated as of June 24, 2008. The trial court allocated the prejudgment interest and attorney's fees awards such that Residential Funding was assessed pre-judgment interest in the amount of $642,066.00 and statutory attorney's fees in the amount of $2,680,001.09. In addition, on October 6, 2008, the trial court ordered the defendants to post supersedeas bonds in the total amount of approximately $127.5 million, thereby denying Residential Funding's motion insofar as it requested that the court apply the Missouri statutory appeals bond cap and further denying Residential Funding's motion insofar as it requested application of the limitation of damages set forth in HOEPA.

On October 14, 2008, Residential Funding filed its Notice of Appeal and an application with the Missouri Court of Appeals to limit the amount of the appellate bond to fifty million dollars for all defendants, in accordance with the Missouri statutory appeals bond cap. The trial court reviewed the amount of the bond, as directed by the Court of Appeals, but refused to change the amount. On November 3, 2008, Residential Funding posted the required appeals bond.

All parties have filed Notices of Intent to Appeal to the Missouri Court of Appeals. The Record on Appeal was filed with the Court on January 28, 2009. Appellant's Initial Brief is due March 30, 2009. All parties have filed motions regarding the order of briefing, which has not yet been ruled upon by the Court. This will affect the timing of filing of briefs.

Residential Funding intends to continue to vigorously contest the punitive damage award through the appeals process. However, even if the punitive damage award is not reduced upon appeal, Residential Funding's management believes that any liability with respect to this proceeding would not have a material adverse effect on the 2008-QR1 Trust or investors in the Securities.

Mayo: This case, which presents claims and issues similar to those in Mitchell, was filed in Missouri state court in June 2008 and removed to federal court in December 2008. This purported class action alleges that GMACM violated the SMLA when it acquired second mortgage loans secured by Missouri real estate by purchase, assignment or other means and/or serviced such loans. Plaintiffs sought to find defendants liable for refunds of allegedly illegal fees and charges, a refund of all interest paid by the borrowers and forgiveness of all interest going forward, plus punitive damages, attorneys' fees, pre- and post-judgment interest, costs and expenses. GMACM acquired loans allegedly subject to the SMLA within the period alleged. All defendants have filed answers denying wrongdoing, and discovery is in its early phases. Though the case is in its early stages of development, counsel anticipates that its outcome will depend significantly on the outcome of the Mitchell appeal. GMACM intends to vigorously defend against these claims.

Credit Suisse Securities (USA) LLC is currently a party to various legal proceedings arising from time to time in the ordinary course of its businesses, some of which purport to be class actions. Based on information currently available, it is the opinion of Credit Suisse Securities (USA) LLC that the eventual outcome of any currently pending legal proceeding, individually or in the aggregate, will not have a material adverse effect on its ability to perform its obligations in relation to the certificates. No assurance, however, can be given that the final outcome of these legal proceedings, if unfavorable, either individually or in the aggregate, would not have a material adverse impact on Credit Suisse Securities (USA) LLC. Any such unfavorable outcome could adversely affect the ability of Credit Suisse Securities (USA) LLC to perform its duties with respect to the certificates.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5: Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

             Securities.

Item 6: Selected Financial Data.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk.

Item 8: Financial Statements and Supplementary Data.

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 9A: Controls and Procedures.

Item 9B: Other Information.

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10: Directors, Executive Officers and Corporate Governance.

Item 11: Executive Compensation.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13: Certain Relationships and Related Transactions, and Director Independence.

Item 14: Principal Accounting Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions.

Wachovia Mortgage, FSB ("Wachovia"), which services more than 5% by principal balance of the mortgage loans included in the 2006-QS11 Trust, is an affiliate of Wells Fargo Bank, National Association ("Wells Fargo"), which is the custodian for each of the Underlying Trusts.

On December 31, 2008, Wachovia Corporation, a North Carolina corporation, merged with and into Wells Fargo & Company, with Wells Fargo & Company surviving the merger. As a result, each of Wachovia and Wells Fargo is a wholly-owned, indirect subsidiary of Wells Fargo & Company.

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of the following entities has been identified by the registrant as a party participating in the servicing function (each, a "Servicing Participant") with respect to the pool assets held by one or more of the Issuing Entity, the 2006-QS11 Trust, or the 2006-QS12 Trust, as set forth in the chart below:

Name of Servicing Participant	Issuing Entity	Underlying Trusts
	2008-QR1	2006-QS11	2006-QS12
Residential Funding Company, LLC	X	X	X
GMAC Mortgage, LLC		X	X
HSBC Mortgage Corporation (USA)		X
Vendors:
First American Real Estate Tax Service LLC		X
American Security Insurance Company and Standard Guaranty Insurance Company		X

National City Bank (as successor to National City Mortgage Co.) and its subsidiary National City Mortgage Services, Inc.		X	X
Vendors:
Regulus Group, LLC		X	X

Provident Funding Associates, L.P.			X
SunTrust Mortgage, Inc.			X
Vendors:
SunTrust Bank			X
ZC Sterling Insurance Agency, Inc.			X

Wachovia Mortgage, FSB		X
Vendors:
First American Real Estate Tax Service LLC		X
ZC Sterling Insurance Agency, Inc.		X

Deutsche Bank Trust Company Americas	X	X	X
Wells Fargo Bank, National Association		X	X

Reports assessing compliance with the servicing criteria applicable to each Servicing Participant (each, a "Report on Assessment") are attached as exhibits to this Form 10-K. In addition, an attestation report (each, an "Attestation Report") regarding each Report on Assessment has been prepared by the related Servicing Participant's registered independent public accounting firm and is attached as an exhibit to this Form 10-K.

Vendors

A Servicing Participant may engage one or more vendors to perform specific and limited, or scripted activities that address all or a portion of one or more servicing criteria applicable to such Servicing Participant. In general in these cases, the Servicing Participant has instituted policies and procedures to monitor whether such vendors' activities comply in all material respects with such servicing criteria, and may elect to take responsibility for assessing compliance with the servicing criteria applicable to such vendors' activities in such Servicing Participant's Report on Assessment. Where the Servicing Participant has not instituted such policies and procedures, or where the Servicing Participant does not otherwise elect to take responsibility for assessing its vendors' activities, the vendor is itself treated as a Servicing Participant and is required to provide its own Report on Assessment and related Attestation Report.

Exceptions

Except as disclosed below, no Report on Assessment or related Attestation Report has identified (i) any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant or (ii) any material deficiency in such Servicing Participant's policies and procedures to monitor vendor compliance.

GMAC Mortgage, LLC: The Report on Assessment prepared by GMACM and the related Attestation Report have identified a material instance of noncompliance with one servicing criterion applicable to it. Specifically, with regard to servicing criterion 1122(d)(4)(vi), which contemplates that changes with respect to the terms or status of an obligor's pool asset are made, reviewed and approved by authorized personnel in accordance with the terms of the transaction agreements and related pool asset documentation, GMACM indicates that certain loan modifications were made without obtaining prior consent from the purchasers of such loans as specified in the related transaction agreements.

GMACM indicates that the instances giving rise to the exception occurred as a result of a significant increase in loan modification volumes during 2008. As a result, consents were not obtained from certain purchasers of mortgage loans as specified in the related transaction agreements. GMACM believes the actions taken were consistent with the interests of those purchasers and none of those purchasers has raised objection upon learning of GMACM's actions. The loan modifications giving rise to the exception in GMACM's Report on Assessment did not relate to any loans included in the Underlying Trusts.

The registrant does not believe these instances of noncompliance had material impacts or effects on investors, and GMACM has indicated that appropriate actions are being implemented to avoid such instances of noncompliance in the future.

First American Real Estate Tax Service LLC: The Report on Assessment prepared by First American Real Estate Tax Service LLC ("First American") and the related Attestation Report have identified a material instance of noncompliance with one servicing criterion applicable to it. Specifically, with regard to servicing criterion 1122(d)(2)(vii), which contemplates that reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, First American indicates that account reconciliations related to bank accounts contained reconciling items which were not resolved within ninety (90) calendar days of their original identification.

The Report on Assessment prepared by each of HSBC Mortgage Corporation (USA) ("HSBC") and Wachovia Mortgage, FSB ("Wachovia") identified First American as a vendor. However, neither such Report on Assessment identified servicing criterion 1122(d)(2)(vii) as a criterion for which First American performed activities on their behalf.

The registrant has not independently verified the accuracy of First American's, HSBC's or Wachovia's assertions.

SunTrust Mortgage, Inc.: The Report on Assessment prepared by SunTrust Mortgage, Inc. ("SunTrust Mortgage") and the related Attestation Report have identified material instances of noncompliance with two servicing criteria applicable to it. Specifically—

•

With regard to servicing criterion 1122(d)(2)(vii), which contemplates that reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, SunTrust Mortgage indicates that in one instance during the year, bank reconciliations contained items that required enhanced explanations and that were not fully resolved within 90 calendar days of their original identification.

•

With regard to servicing criterion 1122(d)(4)(vi), which contemplates that changes with respect to the terms or status of an obligor's pool asset are made, reviewed and approved by authorized personnel in accordance with the terms of the transaction agreements and related pool asset documentation, SunTrust Mortgage indicates that it did not obtain all of the appropriate approvals, as required under the relevant transaction agreements, for three loan modifications executed during the year. SunTrust Mortgage has advised the registrant that the loan modifications giving rise to the exception in its Report on Assessment did not relate to any loans serviced on behalf of Residential Funding or its affiliates.

With regard to bank reconciliations, SunTrust Mortgage indicates that it has enhanced its procedures and controls around the relevant reconciliation process to prevent future compliance concerns.

With regard to loan modifications, SunTrust Mortgage indicates that it has put controls in place to mitigate the lack of obtaining approvals in the loss mitigation process. Remediation will consist of, but may not be limited to, controls testing on a monthly basis of 10% of each month's activity for appropriate approval signatures and appropriate investor approval. Quarterly, 10% of the monthly activity will be tested to ensure the loan modification terms are correct.

The registrant has not independently verified the accuracy of SunTrust Mortgage's assertions concerning these instances of noncompliance or the adequacy of its remediation efforts.

Deutsche Bank Trust Company Americas: The Report on Assessment prepared by Deutsche Bank Trust Company Americas ("Deutsche Bank") and the related Attestation Report have identified a material instance of noncompliance with one servicing criterion applicable to it. Specifically, with regard to servicing criterion 1122(d)(1)(i), which contemplates that policies and procedures are instituted to monitor any performance or other triggers and events or default in accordance with the transaction agreements, Deutsche Bank indicates that such policies and procedures were not instituted to monitor certain events of default in that notification of the event of default was not provided to the related certificateholders within the timeframe required by the transaction agreements.

Representatives of Deutsche Bank have advised Residential Funding that Deutsche Bank believes its policies and procedures are adequate and effective to monitor performance or other triggers and events of default. Deutsche Bank also indicated that the occurrences giving rise to the exception in its Report on Assessment were limited in number, and that Deutsche Bank was aware of the underlying events of default at the time they occurred and promptly evaluated appropriate courses of action. Nevertheless, notice was not provided to the related certificateholders within the timeframe required by the transaction agreements. The exception in Deutsche Bank's Report on Assessment did not relate to any securities issued by the 2008-QR1 Trust or the Underlying Trusts.

The registrant has not independently verified the accuracy of Deutsche Bank's assertions or the adequacy of its policies and procedures.

Platform-Level Reports

Regulations of the Securities and Exchange Commission (the "SEC") require that each Servicing Participant complete a Report on Assessment at a "platform" level, meaning that the transactions covered by the Report on Assessment should include all asset-backed securities transactions involving such Servicing Participant that are backed by the same asset type. Further guidance from the SEC staff identifies additional parameters which a Servicing Participant may apply to define and further limit its platform. For example, a Servicing Participant may define its platform to include only transactions that were completed on or after January 1, 2006 and that were registered with the SEC pursuant to the Securities Act of 1933. Each Servicing Participant is responsible for defining its own platform, and each platform will naturally differ based on various factors, including the Servicing Participant's business model, the transactions in which it is involved and the range of activities performed in those transactions.

Based on the registrant's understanding of their platforms and the guidance that is available at this time, the registrant believes that the parameters by which the Servicing Participants have defined their platforms should be permissible. However, because the guidance available at this time regarding the SEC's regulations is subject to clarification or change, the registrant cannot assure you that the SEC and its staff will necessarily agree.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Each of Residential Funding, GMACM and SunTrust Mortgage, Inc. (each, a "Servicer") has been identified by the registrant as a servicer with respect to the pool assets held by one or more of the Issuing Entity, the 2006-QS11 Trust, or the 2006-QS12 Trust, as set forth in the chart below:

Name of Servicer	Issuing Entity	Underlying Trusts
	2008-QR1	2006-QS11	2006-QS12
Residential Funding Company, LLC	X	X	X
GMAC Mortgage, LLC		X	X
SunTrust Mortgage, Inc.			X

Each Servicer has provided a statement of compliance with its obligations under the servicing agreement applicable to such Servicer (each, a "Compliance Statement") for the period covered by this Form 10-K, in each case signed by an authorized officer of such Servicer. Each Compliance Statement is attached as an exhibit to this Form 10-K. Except as disclosed below, no Compliance Statement has identified any instance where the related Servicer has failed to fulfill its obligations under the applicable servicing agreement in any material respect.

Exceptions

SunTrust Mortgage, Inc.: The Compliance Statement prepared by SunTrust Mortgage identifies as an exception the same exception concerning bank reconciliations as is described above under "Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria."

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	Not Applicable.

(a)(2)	Not Applicable.

(a)(3)	Not Applicable.

(b)	Exhibits.

Exhibit Number	Description
3.1

Certificate of Incorporation of Residential Accredit Loans, Inc. (incorporated by reference to Exhibit 3.1 included in the Annual Report on Form 10-K for the period ended December 31, 2006, filed by RALI Series 2006-QA1 Trust with the Securities and Exchange Commission on March 28, 2007).

3.2

Bylaws of Residential Accredit Loans, Inc. (incorporated by reference to Exhibit 3.2 included in the Annual Report on Form 10-K for the period ended December 31, 2006, filed by RALI Series 2006-QA1 Trust with the Securities and Exchange Commission on March 28, 2007).

10.1.1

RALI Series 2008-QR1 Trust Agreement, dated as of February 8, 2008, among Residential Accredit Loans, Inc., as company, Residential Funding Company, LLC, as certificate administrator, and Deutsche Bank Trust Company Americas, as trustee and supplemental interest trust trustee (incorporated by reference to Exhibit 10.1 included in the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on February 22, 2008).

10.1.2

RALI Series 2008-QR1 Corridor Agreement, dated as of February 8, 2008, between Deutsche Bank Trust Company Americas, not in its individual capacity but solely as Supplemental Interest Trust Trustee on behalf of the Supplemental Interest Trust with respect to the RALI Series 2008-QR1 Trust, Mortgage Asset-Backed Pass-Through Certificates, Series 2008-QR1, and Credit Suisse International, which is comprised of a Confirmation and Schedule (incorporated by reference to Exhibit 10.2 included in the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on February 22, 2008).

10.2.1

RALI Series 2006-QS11 Series Supplement, dated as of August 1, 2006, and the Standard Terms of Pooling and Servicing Agreement, dated as of March 1, 2006, among Residential Accredit Loans, Inc., as company, Residential Funding Company, LLC, as master servicer, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 10.1 included in the Report on Form 8-K/A filed by the RALI Series 2006-QS11 Trust with the Securities and Exchange Commission on September 21, 2006).

10.2.2

RALI Series 2006-QS11 Assignment and Assumption Agreement, dated as of August 30, 2006, between Residential Funding Company, LLC and Residential Accredit Loans, Inc. (incorporated by reference to Exhibit 10.2 included in the Report on Form 8-K filed by the RALI Series 2006-QS11 Trust with the Securities and Exchange Commission on September 14, 2006).

10.3.1

RALI Series 2006-QS12 Series Supplement, dated as of September 1, 2006, and the Standard Terms of Pooling and Servicing Agreement, dated as of March 1, 2006, among Residential Accredit Loans, Inc., as company, Residential Funding Company, LLC, as master servicer, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 10.1 included in the Report on Form 8-K/A filed by the RALI Series 2006-QS11 Trust with the Securities and Exchange Commission on October 19, 2006).

10.3.2

RALI Series 2006-QS12 Assignment and Assumption Agreement, dated as of September 28, 2006, between Residential Funding Company, LLC and Residential Accredit Loans, Inc. (incorporated by reference to Exhibit 10.2 included in the Report on Form 8-K filed by the RALI Series 2006-QS11 Trust with the Securities and Exchange Commission on October 13, 2006).

31.1	Certification of Residential Funding Company, LLC pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.
33.1	Report on Assessment of Compliance with Servicing Criteria of Residential Funding Company, LLC as of and for the period ended December 31, 2008.
33.2	Report on Assessment of Compliance with Servicing Criteria of GMAC Mortgage, LLC as of and for the period ended December 31, 2008.
33.3.1	Report on Assessment of Compliance with Servicing Criteria of HSBC Mortgage Corporation (USA) as of and for the period ended December 31, 2008.
33.3.2	Report on Assessment of Compliance with Servicing Criteria of First American Real Estate Tax Service LLC as of and for the period ended December 31, 2008.

33.3.3	Report on Assessment of Compliance with Servicing Criteria of American Security Insurance Company and Standard Guaranty Insurance Company as of and for the period ended December 31, 2008.
33.4.1

Report on Assessment of Compliance with Servicing Criteria of National City Bank (as successor to National City Mortgage Co.) and its subsidiary National City Mortgage Services, Inc. as of and for the period ended December 31, 2008.

33.4.2	Report on Assessment of Compliance with Servicing Criteria of Regulus Group, LLC as of and for the period ended December 31, 2008.
33.5	Report on Assessment of Compliance with Servicing Criteria of Provident Funding Associates, L.P. as of and for the period ended December 31, 2008.
33.6.1	Report on Assessment of Compliance with Servicing Criteria of SunTrust Mortgage, Inc. as of and for the period ended December 31, 2008.
33.6.2.1	Report on Assessment of Compliance with Servicing Criteria of SunTrust Bank as of and for the period ended December 31, 2008 (addressing criterion 1122(d)(2)(i)).
33.6.2.2	Report on Assessment of Compliance with Servicing Criteria of SunTrust Bank as of and for the period ended December 31, 2008 (addressing criteria 1122(d)(4)(i) and (d)(4)(ii)).
33.6.3	Report on Assessment of Compliance with Servicing Criteria of ZC Sterling Insurance Agency, Inc. as of and for the period ended December 31, 2008.
33.7	Report on Assessment of Compliance with Servicing Criteria of Wachovia Mortgage, FSB as of and for the period ended December 31, 2008.
33.8	Report on Assessment of Compliance with Servicing Criteria of Deutsche Bank Trust Company Americas as of and for the period ended December 31, 2008.
33.9	Report on Assessment of Compliance with Servicing Criteria of Wells Fargo Bank, National Association as of and for the period ended December 31, 2008.
34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Residential Funding Company, LLC.
34.2	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to GMAC Mortgage, LLC.
34.3.1	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to HSBC Mortgage Corporation (USA).
34.3.2	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to First American Real Estate Tax Service LLC.
34.3.3	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to American Security Insurance Company and Standard Guaranty Insurance Company.
34.4.1

Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to National City Bank (as successor to National City Mortgage Co.) and its subsidiary National City Mortgage Services, Inc.

34.4.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Regulus Group, LLC.
34.5	Attestation Report of Moss Adams LLP on Assessment of Compliance with Servicing Criteria relating to Provident Funding Associates, L.P.
34.6.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to SunTrust Mortgage, Inc.
34.6.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to SunTrust Bank.
34.6.3	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to ZC Sterling Insurance Agency, Inc.
34.7	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Wachovia Mortgage, FSB.
34.8	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Deutsche Bank Trust Company Americas.
34.9	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Wells Fargo Bank, National Association
35.1.1	Servicer Compliance Statement of Residential Funding Company, LLC, as certificate administrator for the RALI Series 2008-QR1.
35.1.2	Servicer Compliance Statement of Residential Funding Company, LLC, as master servicer for the RALI Series 2006-QS11.
35.1.3	Servicer Compliance Statement of Residential Funding Company, LLC, as master servicer for the RALI Series 2006-QS12.
35.2.1	Servicer Compliance Statement of GMAC Mortgage, LLC, as a servicer for the RALI Series 2006-QS11.
35.2.2	Servicer Compliance Statement of GMAC Mortgage, LLC, as a servicer for the RALI Series 2006-QS12.
35.3	Servicer Compliance Statement of SunTrust Mortgage, Inc., as a servicer for the RALI Series 2006-QS12.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2009

RALI Series 2008-QR1 Trust

By:   Residential Funding Company, LLC,

            as Certificate Administrator (Servicer)

By:        /s/ Anthony N. Renzi

Name: Anthony N. Renzi                                   Title:   President

(senior officer in charge of the servicing function)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1

Certificate of Incorporation of Residential Accredit Loans, Inc. (incorporated by reference to Exhibit 3.1 included in the Annual Report on Form 10-K for the period ended December 31, 2006, filed by RALI Series 2006-QA1 Trust with the Securities and Exchange Commission on March 28, 2007).

3.2

Bylaws of Residential Accredit Loans, Inc. (incorporated by reference to Exhibit 3.2 included in the Annual Report on Form 10-K for the period ended December 31, 2006, filed by RALI Series 2006-QA1 Trust with the Securities and Exchange Commission on March 28, 2007).

10.1.1

RALI Series 2008-QR1 Trust Agreement, dated as of February 8, 2008, among Residential Accredit Loans, Inc., as company, Residential Funding Company, LLC, as certificate administrator, and Deutsche Bank Trust Company Americas, as trustee and supplemental interest trust trustee (incorporated by reference to Exhibit 10.1 included in the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on February 22, 2008).

10.1.2

RALI Series 2008-QR1 Corridor Agreement, dated as of February 8, 2008, between Deutsche Bank Trust Company Americas, not in its individual capacity but solely as Supplemental Interest Trust Trustee on behalf of the Supplemental Interest Trust with respect to the RALI Series 2008-QR1 Trust, Mortgage Asset-Backed Pass-Through Certificates, Series 2008-QR1, and Credit Suisse International, which is comprised of a Confirmation and Schedule (incorporated by reference to Exhibit 10.2 included in the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on February 22, 2008).

10.2.1

RALI Series 2006-QS11 Series Supplement, dated as of August 1, 2006, and the Standard Terms of Pooling and Servicing Agreement, dated as of March 1, 2006, among Residential Accredit Loans, Inc., as company, Residential Funding Company, LLC, as master servicer, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 10.1 included in the Report on Form 8-K/A filed by the RALI Series 2006-QS11 Trust with the Securities and Exchange Commission on September 21, 2006).

10.2.2

RALI Series 2006-QS11 Assignment and Assumption Agreement, dated as of August 30, 2006, between Residential Funding Company, LLC and Residential Accredit Loans, Inc. (incorporated by reference to Exhibit 10.2 included in the Report on Form 8-K filed by the RALI Series 2006-QS11 Trust with the Securities and Exchange Commission on September 14, 2006).

10.3.1

RALI Series 2006-QS12 Series Supplement, dated as of September 1, 2006, and the Standard Terms of Pooling and Servicing Agreement, dated as of March 1, 2006, among Residential Accredit Loans, Inc., as company, Residential Funding Company, LLC, as master servicer, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 10.1 included in the Report on Form 8-K/A filed by the RALI Series 2006-QS11 Trust with the Securities and Exchange Commission on October 19, 2006).

10.3.2

RALI Series 2006-QS12 Assignment and Assumption Agreement, dated as of September 28, 2006, between Residential Funding Company, LLC and Residential Accredit Loans, Inc. (incorporated by reference to Exhibit 10.2 included in the Report on Form 8-K filed by the RALI Series 2006-QS11 Trust with the Securities and Exchange Commission on October 13, 2006).

31.1	Certification of Residential Funding Company, LLC pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.
33.1	Report on Assessment of Compliance with Servicing Criteria of Residential Funding Company, LLC as of and for the period ended December 31, 2008.
33.2	Report on Assessment of Compliance with Servicing Criteria of GMAC Mortgage, LLC as of and for the period ended December 31, 2008.
33.3.1	Report on Assessment of Compliance with Servicing Criteria of HSBC Mortgage Corporation (USA) as of and for the period ended December 31, 2008.
33.3.2	Report on Assessment of Compliance with Servicing Criteria of First American Real Estate Tax Service LLC as of and for the period ended December 31, 2008.
33.3.3	Report on Assessment of Compliance with Servicing Criteria of American Security Insurance Company and Standard Guaranty Insurance Company as of and for the period ended December 31, 2008.
33.4.1

Report on Assessment of Compliance with Servicing Criteria of National City Bank (as successor to National City Mortgage Co.) and its subsidiary National City Mortgage Services, Inc. as of and for the period ended December 31, 2008.

33.4.2	Report on Assessment of Compliance with Servicing Criteria of Regulus Group, LLC as of and for the period ended December 31, 2008.
33.5	Report on Assessment of Compliance with Servicing Criteria of Provident Funding Associates, L.P. as of and for the period ended December 31, 2008.
33.6.1	Report on Assessment of Compliance with Servicing Criteria of SunTrust Mortgage, Inc. as of and for the period ended December 31, 2008.
33.6.2.1	Report on Assessment of Compliance with Servicing Criteria of SunTrust Bank as of and for the period ended December 31, 2008 (addressing criterion 1122(d)(2)(i)).
33.6.2.2	Report on Assessment of Compliance with Servicing Criteria of SunTrust Bank as of and for the period ended December 31, 2008 (addressing criteria 1122(d)(4)(i) and (d)(4)(ii)).
33.6.3	Report on Assessment of Compliance with Servicing Criteria of ZC Sterling Insurance Agency, Inc. as of and for the period ended December 31, 2008.
33.7	Report on Assessment of Compliance with Servicing Criteria of Wachovia Mortgage, FSB as of and for the period ended December 31, 2008.
33.8	Report on Assessment of Compliance with Servicing Criteria of Deutsche Bank Trust Company Americas as of and for the period ended December 31, 2008.
33.9	Report on Assessment of Compliance with Servicing Criteria of Wells Fargo Bank, National Association as of and for the period ended December 31, 2008.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Residential Funding Company, LLC.
34.2	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to GMAC Mortgage, LLC.
34.3.1	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to HSBC Mortgage Corporation (USA).
34.3.2	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to First American Real Estate Tax Service LLC.
34.3.3	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to American Security Insurance Company and Standard Guaranty Insurance Company.
34.4.1

Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to National City Bank (as successor to National City Mortgage Co.) and its subsidiary National City Mortgage Services, Inc.

34.4.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Regulus Group, LLC.
34.5	Attestation Report of Moss Adams LLP on Assessment of Compliance with Servicing Criteria relating to Provident Funding Associates, L.P.
34.6.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to SunTrust Mortgage, Inc.
34.6.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to SunTrust Bank.
34.6.3	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to ZC Sterling Insurance Agency, Inc.
34.7	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Wachovia Mortgage, FSB.
34.8	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Deutsche Bank Trust Company Americas.
34.9	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Wells Fargo Bank, National Association
35.1.1	Servicer Compliance Statement of Residential Funding Company, LLC, as certificate administrator for the RALI Series 2008-QR1.
35.1.2	Servicer Compliance Statement of Residential Funding Company, LLC, as master servicer for the RALI Series 2006-QS11.
35.1.3	Servicer Compliance Statement of Residential Funding Company, LLC, as master servicer for the RALI Series 2006-QS12.
35.2.1	Servicer Compliance Statement of GMAC Mortgage, LLC, as a servicer for the RALI Series 2006-QS11.
35.2.2	Servicer Compliance Statement of GMAC Mortgage, LLC, as a servicer for the RALI Series 2006-QS12.
35.3	Servicer Compliance Statement of SunTrust Mortgage, Inc., as a servicer for the RALI Series 2006-QS12.